Form 10-Q
period 2021-03-31
Research Alliance Corp. II
filed 2021-05-11
CIK 1819724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Research Alliance Corp. II
(Exact name of registrant as specified in its charter)

Delaware	001-39373	85-2019822
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

3172 North Rainbow Blvd. #1278 Las Vegas, NV 89108
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (617) 778.2500

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	RACB	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ◻

As of May 11, 2021, 15,449,000 Class A common stock, par value $0.0001, and 3,737,500 Class B common stock, par value $0.0001, were issued and outstanding.

Research Alliance Corp. II

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

RESEARCH ALLIANCE CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Cash	$1,838,824	$224,455
Total Current Assets	1,838,824	224,455
Cash and marketable securities held in Trust Account	149,500,369	—
Deferred offering costs	—	123,125
Total Assets	$151,339,193	$347,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108,390	$6,558
Accrued expenses	222,529	23,886
Notes Payable - Related Party	—	300,000
Total Current Liabilities	330,919	330,444
Deferred Underwriting Commissions	5,232,500	—
Total Liabilities	5,563,419	330,444

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 14,077,577 and zero shares subject to possible redemption at redemption value at March 31, 2021 and December 31, 2020, respectively	140,775,770	—

Stockholders' Equity
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,371,423 and zero issued and outstanding (excluding 14,077,577 and zero shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	137	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,737,500 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	374	374
Additional paid-in-capital	5,036,016	24,626
Accumulated deficit	(36,523)	(7,864)
Total Stockholders’ Equity	5,000,004	17,136
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$151,339,193	$347,580

The accompanying notes are an integral part of these unaudited condensed financial statements.

RESEARCH ALLIANCE CORP. II

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Formation and operating costs	$29,028
Loss from operations	(29,028)
Other income:
Interest earned on marketable securities held in Trust Account	369
Net loss	$(28,659)
Weighted average shares outstanding of Class A redeemable common stock	14,950,000
Basic and diluted income per share, Class A	$—
Weighted average shares outstanding of Class B non-redeemable common stock	3,348,650
Basic and diluted net loss per share, Class B	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RESEARCH ALLIANCE CORP. II

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2020	—	$—	3,737,500	$374	$24,626	$(7,864)	$17,136
Issuance of common stock in initial public offering, net of issuance costs of $8.7 million	14,950,000	1,495	—	—	140,795,802	—	140,797,297
Issuance of common stock to Sponsor in a private placement	499,000	50	—	—	4,989,950	—	4,990,000
Shares subject to possible redemption	(14,077,577)	(1,408)	—	—	(140,774,362)	—	(140,775,770)
Net loss	—	—	—	—	—	(28,659)	(28,659)
Balance — March 31, 2021	1,371,423	$137	3,737,500	$374	$5,036,016	$(36,523)	$5,000,004

The accompanying notes are an integral part of these unaudited condensed financial statements.

RESEARCH ALLIANCE CORP. II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities
Net loss	$(28,659)
Interest earned on marketable securities held in Trust Account	(369)
Changes in operating assets and liabilities:
Accounts payable	101,832
Accrued expenses	198,643
Net cash provided by (used in) operating activities	271,447

Cash Flows from Investing Activities
Investment of cash into Trust Account	(149,500,000)
Net cash used in investing activities	(149,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor in a private placement	4,990,000
Proceeds from issuance of Class A redeemable common stock	149,500,000
Proceeds from issuance of Class B Common Stock	—
Payment of Offering Costs	(3,470,203)
Deferred Offering Costs	123,125
Repayment of Related Party Note	(300,000)
Net cash provided by financing activities	150,842,922

Net Change in Cash	1,614,369
Cash – beginning of the period	224,455
Cash – end of the period	$1,838,824

Non-cash investing and financing activities:
Initial classification of Class A common stock subject to possible redeption	$140,935,480
Change in value of Class A common stock subject to possible redeption	$(159,710)
Deferred underwriting commissions in connection with the initial public offering	$(5,232,500)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RESEARCH ALLIANCE CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization, Business Operations and Basis of Presentation

Research Alliance Corp. II (the "Company") is a newly organized blank check company incorporated on July 17, 2020 (inception) as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the "Business Combination"). While the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location, it intends to focus on industries that complement its management team's background, and to capitalize on the ability of its management team to identify and acquire a business, focusing on the healthcare industry. In particular, the Company will target companies in the biotechnology sector where its management has extensive investment experience. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from July 17, 2020 (inception) through March 31, 2021 relates to the Company's formation and the initial public offering (the "Initial Public Offering") described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company's sponsor is Research Alliance Holdings II LLC, a Delaware limited liability company (the "Sponsor"). The registration statement for the Company’s Initial Public Offering was declared effective on March 17, 2021. On March 22, 2021, the Company consummated the Initial Public Offering, and sold 14,950,000 shares of Class A common stock for $10.00 per share, generating gross proceeds of $145.9 million, and incurring offering costs of approximately $8.6 million, inclusive of approximately $5.2 million in deferred underwriting commissions (Note 5).

Concurrently with the closing of the Initial Public Offering, the Company completed the private sale of 499,000 shares of Class A Common Stock (the "Private Placement Shares") at a purchase price of $10.00 per Private Placement Share, to the Sponsor, generating gross proceeds to the Company of approximately $5.0 million. The Private Placement Shares are identical to the Class A Common Stock sold in the Initial Public Offering, except that, so long as they are held by the Sponsor and their permitted transferees: (i) they may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until the earlier of (A) one year after the completion of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property, and (ii) they are entitled to registration rights. Additionally, if the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination, the Private Placement Shares will be released from the lock-up. In addition, the Sponsor has agreed to waive its redemption rights with respect to the Private Placement Shares in connection with (i) the consummation of the Company’s initial Business Combination, including, without limitation, any such rights available in the context of a stockholder vote to approve such Business Combination, or (ii) a stockholder vote to approve an amendment to the Company’s second amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the shares of Class A common stock sold in the Company’s Initial Public Offering if the Company has not consummated a Business Combination within 24 months of the closing of its Initial Public Offering or with respect to any other material provisions relating to our stockholders’ rights or pre-initial Business Combination activity or in the context of a tender offer made by the Company to purchase Offering Shares (although the Sponsor, shall be entitled to redemption and liquidation rights with respect to any Initial Public Offering shares it holds if the Company fails to consummate a Business Combination within 24 months of the closing of the Initial Public Offering).

The Company's management has broad discretion with respect to the specific application of the net proceeds of the Company’s Initial Public Offering and the sale of the Private Placement shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the "Investment Company Act"). Upon the closing of the Initial Public Offering, $145.9 million ($10 per share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement Shares were placed in a trust account ("Trust Account"), located in the United States at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account as described below.

The Company will provide the holders of its outstanding shares of Class A common stock, par value $0.0001 (the "Class A common stock"), sold in the Initial Public Offering (the "Stockholders") with the opportunity to redeem all or a portion of their Public Shares (as defined in Note 3) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") Topic 480 "Distinguishing Liabilities from Equity." In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its second amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission ("SEC") and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, directors and executive officers have agreed to vote their Founder Shares (as defined below in Note 4), Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Company’s Sponsor, directors and executive officers have agreed to waive its redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares owned by it in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Company's second amended and restated certificate of incorporation provides that a Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a "group" (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the shares of Class A common stock sold in the Initial Public Offering, without the prior consent of the Company.

The Sponsor, directors and executive officers have agreed not to propose an amendment to the second amended and restated certificate of incorporation to modify the substance or timing of the Company's obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination or with respect to any other material provisions relating to stockholders' rights or pre-initial Business Combination activity, unless the Company provides the stockholders with the opportunity to redeem their shares of Class A common stock in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 22, 2023 (the "Combination Period"), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Stockholders' rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company's remaining stockholders and the Company's board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to the Company's obligations to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, directors and executive officers have agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor, directors or executive officers acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company's Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account (or less than that in certain circumstances). In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company's indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the "Securities Act"). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company's independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from December 31, 2021 through March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on March 19, 2021 and with the audited balance sheet included in the Form 8-K filed by the Company with the SEC on March 26, 2021.

Emerging Growth Company

The Company is an "emerging growth company," as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the "JOBS Act"), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the periods. The Company has not considered the effect of the private placement shares to purchase 499,000 shares of Class A common stock in the calculation of diluted income per share, as the Sponsor, directors and executive officers have agreed to waive their liquidation rights with respect to these shares.

The Company’s condensed statement of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $369 for the three month period ended March 31, 2021, by the weighted average number of Class A redeemable common stock of 14,950,000 shares outstanding since issuance. Net loss per common share, basic and diluted, for Class B non-redeemable common stock for the three months period ended March 31, 2021 is calculated by dividing the net loss of $28,659 less income attributable to Class A redeemable common stock of $369, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Net loss per common share, basic and diluted, for Class B non-redeemable common stock for the three month period ended March 31, 2021 is calculated by dividing the net loss of $28,659, less income attributable to Class A redeemable common stock of $369, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, the 14,077,577shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Use of Estimates

The preparation of unaudited financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $1.8 and $0.2 million in cash as of March 31, 2021 and December 31, 2020, respectively. The Company had no cash equivalents as of March 31, 2021 or December 31, 2020.

Cash and Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, the assets held in the Trust Account were invested in money market funds.

Offering Costs

Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to stockholders' equity upon the completion of the Initial Public Offering in March 2021.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, "Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. state or foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

The Company's management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company's financial statements.

Note 3 - Initial Public Offering

On March 22, 2021, pursuant to the Initial Public Offering, the Company sold 14,950,000 shares of Class A common stock (the “Public Shares”), including the issuance of 1,950,000 shares as a result of the underwriters’ exercise in full of their over-allotment option. The Class A common stock was sold at a price of $10.00 per share, generating gross proceeds to the Company of $145.9 million.

Note 4 - Related Party Transactions

Founder Shares

On July 23, 2020, the Sponsor paid $25,000 in consideration for 3,737,500 shares (the "Founder Shares") of the Company's common stock, par value $0.0001 per share (the "common stock").

The Company filed an Amended and Restated Certificate of Incorporation on March 17, 2021, such that the Company is authorized to issue shares of Class B common stock. Pursuant to the amendment, the Founder Shares were converted into shares of Class B common stock.

The Founder Shares will automatically convert into shares of Class A common stock at the time of the Company's initial Business Combination and are subject to certain transfer restrictions, as described in Note 6. The Company’s Sponsor had agreed to forfeit up to 487,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. On March 22, 2021, the underwriters exercised the over-allotment option in full; thus, these Founder Shares are no longer subject to forfeiture.

The Sponsor, directors and executive officers have agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares or Private Placement Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company's stockholders having the right to exchange their common stock for cash, securities or other property.

Private Placement Shares

Concurrently with the closing of the Initial Public Offering, the Sponsor purchased 499,000 Private Placement Shares, at a price of $10.00 per share in a private placement for an aggregate purchase price of $5.0 million. The Private Placement Shares are identical to the shares of Class A common stock sold in the Initial Public Offering, subject to certain limited exceptions as described in Note 1.

The Sponsor and the Company's officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial Business Combination.

Related Party Loans

On July 23, 2020, the Sponsor agreed to loan the Company an aggregate of up to $0.3 million to cover expenses related to the Initial Public Offering pursuant to a promissory note (the "Note"). In October 2020, the Company borrowed $0.3 million under the Note. The loan was non-interest bearing and the borrowings outstanding under the Note of $0.3 million were repaid in full in March 2021.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender's discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Placement Shares at a price of $10.00 per share.

Private Placement of Common Stock

The Sponsor has indicated an interest to purchase $30 million of the Company's common stock in a private placement that would occur concurrently with the consummation of the initial Business Combination. The funds from such private placement would be used as part of the consideration to the sellers in the initial Business Combination, and any excess funds from such private placement would be used for working capital in the post-transaction company. However, because indications of interest are not binding agreements or commitments to purchase, the Sponsor may determine not to purchase any such shares, or to purchase fewer shares than it indicated an interest in purchasing. Furthermore, the Company is not under any obligation to sell any such shares.

Note 5 - Commitments and Contingencies

Registration Rights

Holders of the Founder Shares will be entitled to registration rights with respect to the Founder Shares and Private Placement Shares (in the case of the Founder Shares, only after conversion of such shares into shares of Class A common stock) pursuant to a registration and stockholder rights agreement entered into in connection with the consummation of the Initial Public Offering. Holders of the Founder Shares and Private Placement Shares are entitled to certain demand and "piggyback" registration and stockholder rights. However, the registration and stockholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,950,000 additional shares of Class A common stock to cover over-allotments, if any, at $10.00 per share, less underwriting discounts and commissions. The underwriters exercised this option in full on March 22, 2021.

The underwriters were entitled to an underwriting discount of $0.20 per share, or approximately $3.0 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per share, or approximately $5.2 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 6 - Stockholders’ Equity

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021, there was 15,449,000 Class A shares issued and outstanding, including 14,077,577 subject to possible redemption.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. In connection with the filing of the Amended and Restated Certificate of Incorporation, the 3,737,500 shares of common stock that were outstanding became shares of Class B common stock, of which 487,500 share were subject to forfeiture to the extent that the underwriters' over-allotment option was not exercised in full or in part, so that the Company’s Sponsor would collectively own 20.0% of the Company's issued and outstanding shares of common stock after the Public Offering. The underwriters exercised this option in full on March 22, 2021; thus, these Founder Shares are no longer subject to forfeiture.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in this prospectus and related to the closing of the Business Combination, including pursuant to a specified future issuance, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the Sponsor agrees to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of this offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (after giving effect to any redemptions of shares of Class A common stock by public stockholders) (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination and any private placement shares). The Company’s Sponsor may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. At March 31, 2021, there was no preferred stock outstanding.

Note 7 - Fair Value Measurements

The following table presents information about the Company's assets that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
Description	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust Account:
Cash equivalents	$149,500,369	$149,500,369	$—	$—
Total	$149,500,369	$149,500,369	$—	$—

Transfers to/from Levels 1,2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2021.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 8 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred through the date that the financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Research Alliance Corp. II The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated on July 17, 2020 as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). We have not selected any Business Combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the shares, our shares, debt or a combination of cash, equity, and debt.

The registration statement for our Initial Public Offering was declared effective on March 17, 2021. On March 22, 2021, we consummated the Initial Public Offering of 14,950,000 shares of Class A common stock at $10.00 per share, generating gross proceeds of $145.9 million, and incurring offering costs of approximately $8.6 million, inclusive of approximately $5.2 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private sale of 499,000 shares of Class A Common Stock (the “Private Placement” or “Private Placement Shares”) at a price of $10.00 per Private Placement Share to our sponsor, Therapeutics Acquisition Holdings LLC (our “Sponsor”), generating gross proceeds of approximately $5.0 million.

Upon the closing of the Initial Public Offering and Private Placement, $145.9 million ($10.00 per share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”), located in the United States, at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to us to pay our taxes, if any, the proceeds from the Initial Public Offering will not be released from the trust account until the earliest to occur of: (a) the completion of our initial Business Combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated memorandum and articles of association (i) to modify the substance or timing of its obligation to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (ii) with respect to any other provisions relating to stockholders' rights or pre-initial Business Combination activity and (c) the redemption of all of our public shares if we have not completed our initial Business Combination within 24 months from the closing of the Initial Public Offer, subject to applicable law.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 22, 2023 (the "Combination Period"), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Stockholders' rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to our obligations to provide for claims of creditors and the requirements of other applicable law.

The issuance of additional shares in a Business Combination:

●	may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the shares of Class B common stock resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the shares of Class B common stock;
●	may subordinate the rights of holders of shares of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our shares of Class A common stock;
●	could cause a change in control if a substantial number of shares of our Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our shares of Class A common stock. Similarly, if we issue debt securities or otherwise incur significant debt, it could result in:
●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves (in the absence of a waiver or renegotiation of that covenant);
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our shares of Class A common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our shares of Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, as of March 31, 2021, we had $1.8 million in cash. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our Initial Public Offering and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates.

For the three months ended March 31, 2021, we had a net loss of $28,659, which consists of operating costs of $29,028, offset by interest income on marketable securities held in the Trust Account of $369.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of our Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor and a commitment from our Sponsor to loan us up to $300,000 to cover our expenses in connection with our Initial Public Offering.

The net proceeds from (i) the sale of the shares of Class A common stock in our Initial Public Offering, after deducting offering expenses of $1.0 million, underwriting commissions of $3.0 million (excluding deferred underwriting commissions of $5.2 million), and (ii) the sale of the Private Placement Shares for a purchase price of $5.0 million generated net proceeds of $150.5 million. $149.5 million was placed within the Trust Account, which includes the deferred underwriting commissions described above. The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

As of March 31, 2021, we had cash and cash equivalents of $1.8 million outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1.5 million of such loans may be convertible into private placement shares at a price of $10.00 per share at the option of the lender. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We expect our primary liquidity requirements during that period to include approximately $350,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful Business Combinations; $150,000 for legal and accounting fees related to regulatory reporting requirements; $100,000 for consulting, travel and miscellaneous expenses incurred during the search for an initial Business Combination target; $55,000 for Nasdaq continued listing fees; and $345,000 for general working capital that will be used for miscellaneous expenses and reserves. RA Capital will provide us office space and administrative and support services free of charge.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a "no-shop" provision (a provision designed to keep target businesses from "shopping" around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a "no-shop" provision would be determined based on the terms of the specific Business Combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

Moreover, we may need to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

Related Party Transactions

Founder Shares

On July 23, 2020, our Sponsor paid $25,000 in consideration for 3,737,500 shares (the "Founder Shares") of the Company's common stock, par value $0.0001 per share (the "common stock").

We filed an Amended and Restated Certificate of Incorporation on March 17, 2021, such that we are authorized to issue shares of Class B common stock. Pursuant to the amendment, the Founder Shares were converted into shares of Class B common stock.

The Founder Shares will automatically convert into shares of Class A common stock at the time of our initial Business Combination and are subject to certain transfer restrictions, as described in Note 6 of our unaudited financial statements. Our Sponsor has agreed to forfeit up to 487,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. On March 22, 2021, the underwriters exercised the over-allotment option in full; thus, these Founder Shares are no longer subject to forfeiture.

Our Sponsor, directors and executive officers have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares or Private Placement Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property.

Private Placement Shares

Concurrently with the closing of the Initial Public Offering, our Sponsor purchased 499,000 Private Placement Shares, at a price of $10.00 per share in a private placement for an aggregate purchase price of $5.0 million. The Private Placement Shares are identical to the shares of Class A common stock sold in the Initial Public Offering, subject to certain limited exceptions as described in Note 1 of our unaudited financial statements.

The Sponsor and our officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial Business Combination.

Related Party Loans

On July 23, 2020, the Sponsor agreed to loan us an aggregate of up to $0.3 million to cover expenses related to the Initial Public Offering pursuant to a promissory note (the "Note"). In October 2020, we borrowed $0.3 million under the Note. The loan was non-interest bearing and the borrowings outstanding under the Note of $0.3 million were repaid in full in March 2021.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required ("Working Capital Loans"). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender's discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Placement Shares at a price of $10.00 per share.

Private Placement of Common Stock

The Sponsor has indicated an interest to purchase $30 million of our common stock in a private placement that would occur concurrently with the consummation of the initial Business Combination. The funds from such private placement would be used as part of the consideration to the sellers in the initial Business Combination, and any excess funds from such private placement would be used for working capital in the post-transaction company. However, because indications of interest are not binding agreements or commitments to purchase, the Sponsor may determine not to purchase any such shares, or to purchase fewer shares than it indicated an interest in purchasing. Furthermore, we are not under any obligation to sell any such shares.

Commitments and Contingencies

Registration Rights

Holders of the Founder Shares will be entitled to registration rights with respect to the Founder Shares and Private Placement Shares (in the case of the Founder Shares, only after conversion of such shares into shares of Class A common stock) pursuant to a registration and stockholder rights agreement entered into in connection with the consummation of the Initial Public Offering. Holders of the Founder Shares and Private Placement Shares are entitled to certain demand and "piggyback" registration and stockholder rights. However, the registration and stockholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,950,000 additional shares of Class A common stock to cover over-allotments, if any, at $10.00 per share, less underwriting discounts and commissions. The underwriters exercised this option in full on March 22, 2021.

The underwriters were entitled to an underwriting discount of $0.20 per share, or approximately $3.0 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per share, or approximately $5.2 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the underwriters are entitled to a deferred fee of $5.2 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Loss Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the periods. Net loss per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing net loss less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class B non-redeemable common stock outstanding for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an "emerging growth company" and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an "emerging growth company," we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an "emerging growth company," whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering and the sale of the Private Placement Shares are held in the Trust Account invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on March 17, 2021, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On March 22, 2021, we consummated the Initial Public Offering of 14,950,000 shares of Class A common stock, including the issuance of 1,950,000 shares as a result of the underwriters’ exercise in full of their over-allotment option. The Class A common stock was sold at a price of $10.00 per share, generating total gross proceeds of $145.9 million. Jefferies LLC acted as the sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-239196). The Securities and Exchange Commission declared the registration statements effective on March 17, 2021. Our shares of Class A common stock began trading on The Nasdaq Capital Market under the ticker symbol “RACB” on March 22, 2021.

Substantially concurrently with the closing of the Initial Public Offering, we completed the private sale of 499,000 shares of Class A common stock at a purchase price of $10.00 per Private Placement Share, to our Sponsor, generating gross proceeds to us of approximately $5 million. The Private Placement Shares are identical to the Class A Common Stock sold in the Initial Public Offering, except that, so long as they are held by the Sponsor and their permitted transferees: (i) they may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until the earlier of (A) one year after the completion of our initial Business Combination or (B) subsequent to our initial Business Combination, the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property, and (ii) they are entitled to registration rights. Additionally, if the closing price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, the Private Placement Shares will be released from the lock-up. In addition, the Sponsor has agreed to waive its redemption rights with respect to the Private Placement Shares in connection with (i) the consummation of our initial Business Combination, including, without limitation, any such rights available in the context of a stockholder vote to approve such Business Combination, or (ii) a stockholder vote to approve an amendment to our second amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of the shares of Class A common stock sold in our Initial Public Offering if we have not consummated a Business Combination within 24 months of the closing of our Initial Public Offering or with respect to any other material provisions relating to our stockholders’ rights or pre-initial Business Combination activity or in the context of a tender offer made by us to purchase the Initial Public Offering shares (although the Sponsor, shall be entitled to redemption and liquidation rights with respect to any Initial Public Offering shares it holds if the we fail to consummate a Business Combination within 24 months of the closing of the IPO).

A total of $145.9 million, comprised of the proceeds from the Initial Public Offering and the sale of the Private Placement Shares, were placed in a U.S.-based trust account at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

We paid a total of $3.0 million in underwriting discounts and commissions and $0.5 million for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer up to $5.2 million in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

1.1

Underwriting Agreement dated March 17, 2021 by and among the Registrant and Jefferies, LLC (Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2021)

3.1	2nd Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2021)

10.1

Investment Management Trust Agreement, dated March 17, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2021).

10.2

Registration and Stockholder Rights Agreement, dated March 17, 2021, by and among the Company, Therapeutics Acquisition Holdings, LLC and the other holders party thereto (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 22, 2021).

10.3

Private Placement Class A Common Stock Purchase Agreement, dated March 17, 2021 by and among the Company and Therapeutics Acquisition Holdings, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 22, 2021).

10.4

Private Placement Class A Common Stock Purchase Agreement, dated July 8, 2020 by and among the Company and Therapeutics Acquisition Holdings, LLC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 22, 2021).

10.5

Letter Agreement, dated March 17, 2021, by and among the Company, its officers, its directors and Therapeutics Acquisition Holdings, LLC (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 22, 2021).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 11th day of May, 2021.

RESEARCH ALLIANCE CORP. II

By:	/s/ Tess Cameron
	Name:	Tess Cameron
	Title:	Chief Financial Officer