Form 10-Q
period 2021-06-30
Research Alliance Corp. II
filed 2021-08-09
CIK 1819724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ◻

As of August 9, 2021, 15,449,000 shares of Class A common stock, par value $0.0001, and 3,737,500 shares of Class B common stock, par value $0.0001, were issued and outstanding.

Research Alliance Corp. II

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

RESEARCH ALLIANCE CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Cash	$1,196,513	$224,455
Prepaid expenses	169,000	—
Total current assets	1,365,513	224,455
Marketable securities held in Trust Account	149,504,096	—
Other long-term assets	120,392	—
Deferred offering costs	—	123,125
Total Assets	$150,990,001	$347,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,189	$6,558
Accrued expenses	58,000	23,886
Notes Payable - Related Party	—	300,000
Total current liabilities	106,189	330,444
Deferred underwriting commissions	5,232,500	—
Total Liabilities	5,338,689	330,444

Commitments and Contingencies

Class A common stock, $0.0001 par value; 14,065,131 and zero shares subject to possible redemption at redemption value at June 30, 2021 and December 31, 2020, respectively	140,651,310	—

Stockholders' Equity
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,383,869 and zero issued and outstanding (excluding 14,065,131 and zero shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	138	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,737,500 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	374	374
Additional paid-in-capital	5,168,204	24,626
Accumulated deficit	(168,714)	(7,864)
Total Stockholders' Equity	5,000,002	17,136
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$150,990,001	$347,580

The accompanying notes are an integral part of these unaudited condensed financial statements.

RESEARCH ALLIANCE CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Formation and operating costs	$135,918	$164,946
Loss from operations	(135,918)	(164,946)
Other income:
Interest earned on marketable securities held in Trust Account	3,727	4,096
Net loss	$(132,191)	$(160,850)
Weighted average shares outstanding of Class A redeemable common stock	14,950,000	14,950,000
Basic and diluted net income per share, Class A	$0.00	$0.00
Weighted average shares outstanding of Class B non-redeemable common stock, inclusive of 499,000 Founders Shares without redemption features	4,236,500	3,795,028
Basic and diluted net loss per share, Class B	$(0.03)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RESEARCH ALLIANCE CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2020	—	$—	3,737,500	$374	$24,626	$(7,864)	$17,136
Issuance of common stock in initial public offering	14,950,000	1,495	—	—	149,498,505	—	149,500,000
Offering costs and underwriter discounts	—	—	—	—	(8,702,703)	—	(8,702,703)
Issuance of common stock to Sponsor in a private placement	499,000	50	—	—	4,989,950	—	4,990,000
Shares subject to possible redemption	(14,077,577)	(1,408)	—	—	(140,774,362)	—	(140,775,770)
Net loss	—	—	—	—	—	(28,659)	(28,659)
Balance — March 31, 2021 (unaudited)	1,371,423	137	3,737,500	374	5,036,016	(36,523)	5,000,004
Shares subject to possible redemption	12,446	1			124,459		124,460
Offering costs and underwriter discounts					7,729		7,729
Net loss	—	—	—	—	—	(132,191)	(132,191)
Balance — June 30, 2021 (unaudited)	1,383,869	$138	3,737,500	$374	$5,168,204	$(168,714)	$5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

RESEARCH ALLIANCE CORP. II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities
Net loss	$(160,850)
Interest earned on marketable securities held in Trust Account	(4,096)
Changes in operating assets and liabilities:
Prepaid expenses	(289,392)
Accounts payable	8,063
Accrued expenses	34,114
Net cash used in operating activities	(412,161)

Cash Flows from Investing Activities
Investment of cash into Trust Account	(149,500,000)
Net cash used in investing activities	(149,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class A common stock to Sponsor in a Private Placement	4,990,000
Proceeds from issuance of Class A redeemable common stock, gross	149,500,000
Payment of offering costs	(3,305,781)
Repayment of Related Party Note	(300,000)
Net cash provided by financing activities	150,884,219

Net Change in Cash	972,058
Cash – beginning of the period	224,455
Cash – end of the period	$1,196,513

Non-cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$140,935,480
Change in value of Class A common stock subject to possible redemption	$(284,170)
Deferred underwriting commissions in connection with the initial public offering	$(5,232,500)
Deferred offering costs in accounts payable	$(33,568)

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from July 17, 2020 (inception) through June 30, 2021 relates to the Company's formation, the initial public offering (the "Initial Public Offering") described below and, since the Initial Public Offering, the Company's search for a target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income derived from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company's sponsor is Research Alliance Holdings II LLC, a Delaware limited liability company (the "Sponsor"). The registration statement for the Company’s Initial Public Offering was declared effective on March 17, 2021. On March 22, 2021, the Company consummated the Initial Public Offering, and sold 14,950,000 shares of Class A common stock for $10.00 per share, generating gross proceeds of $149.5 million, and incurring offering costs of approximately $8.6 million, inclusive of approximately $5.2 million in deferred underwriting commissions (Note 5).

Concurrently with the closing of the Initial Public Offering, the Company completed the private sale of 499,000 shares of Class A Common Stock (each, a “Private Placement Share” and collectively, the "Private Placement Shares") at a purchase price of $10.00 per Private Placement Share, to the Sponsor, generating gross proceeds to the Company of approximately $5.0 million. The Private Placement Shares are identical to the Class A Common Stock sold in the Initial Public Offering, except that, so long as they are held by the Sponsor and their permitted transferees: (i) they may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until the earlier of (A) one year after the completion of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property, and (ii) they are entitled to registration rights. Additionally, if the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination, the Private Placement Shares will be released from the lock-up. In addition, the Sponsor has agreed to waive its redemption rights with respect to the Private Placement Shares in connection with (i) the consummation of the Company’s initial Business Combination, including, without limitation, any such rights available in the context of a stockholder vote to approve such Business Combination, or (ii) a stockholder vote to approve an amendment to the Company’s second amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the shares of Class A common stock sold in the Company’s Initial Public Offering if the Company has not consummated a Business Combination within 24 months of the closing of its Initial Public Offering or with respect to any other material provisions relating to our stockholders’ rights or pre-initial Business Combination activity or in the context of a tender offer made by the Company to purchase the Initial Public Offering shares (although the Sponsor, shall be entitled to redemption and liquidation rights with respect to any Initial Public Offering shares it holds if the

Company fails to consummate a Business Combination within 24 months of the closing of the Initial Public Offering).

The Company's management has broad discretion with respect to the specific application of the net proceeds of the Company’s Initial Public Offering and the sale of the Private Placement shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the "Investment Company Act"). Upon the closing of the Initial Public Offering, $149.5 million ($10 per share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement Shares were placed in a trust account ("Trust Account"), located in the United States at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account as described below.

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

The Sponsor, directors and executive officers have agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor, directors or executive officers acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company's Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account (or less than that in certain circumstances). In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company's indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the "Securities Act"). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company's independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

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

Net Income (loss) Per Share of Common Stock

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the periods. The Company has not considered the effect of the 499,000 Class A common stock private placement shares purchased in the calculation of diluted income per share, as the Sponsor, directors and executive officers have agreed to waive their liquidation rights with respect to these shares.

The Company's condensed statements of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $3,727 and $4,096 for the three and six-months ended June 30, 2021, respectively, (net of applicable income taxes), by the weighted average number of Class A redeemable common stock of 14,950,000 shares outstanding since issuance. Net loss per common share, basic and diluted, for Class B non-redeemable common stock for the three and six-months ended June 30, 2021, is calculated by dividing the net loss of $132,191 and $160,850, respectively, less income attributable to Class A redeemable common stock of $3,727 and $4,096, respectively, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, 14,065,131 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporate coverage of $250,000. As of June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of June 30, 2021 and December 31, 2020, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $1.2 and $0.2 million in cash as of June 30, 2021 and December 31, 2020, respectively. The Company had $149.5 million in cash equivalents held in the Trust Account as of June 30, 2021 and no cash equivalents as of December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021 the assets held in the Trust Account were invested in money market funds. As of December 31, 2020, there were no assets held in the Trust Account.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 3 - Initial Public Offering

On March 22, 2021, pursuant to the Initial Public Offering, the Company sold 14,950,000 shares of Class A common stock (the “Public Shares”), including the issuance of 1,950,000 shares as a result of the underwriters’ exercise in full of their over-allotment option. The Class A common stock was sold at a price of $10.00 per share, generating gross proceeds to the Company of $149.5 million.

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

The Founder Shares will automatically convert into shares of Class A common stock at the time of the Company's initial Business Combination and are subject to certain transfer restrictions, as described in Note 6. The Company’s Sponsor had agreed to forfeit up to 487,500 Founder Shares to the extent that the over-

allotment option was not exercised in full by the underwriters. On March 22, 2021, the underwriters exercised the over-allotment option in full; thus, these Founder Shares are no longer subject to forfeiture.

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

Private Placement Shares

Concurrently with the closing of the Initial Public Offering, the Sponsor purchased 499,000 Class A Private Placement Shares, at a price of $10.00 per share in a private placement for an aggregate purchase price of $5.0 million. The Private Placement Shares are identical to the shares of Class A common stock sold in the Initial Public Offering, subject to certain limited exceptions as described in Note 1.

The Sponsor and the Company's officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial Business Combination.

Related Party Loans

On July 23, 2020, the Sponsor agreed to loan the Company an aggregate of up to $0.3 million to cover expenses related to the Initial Public Offering pursuant to a promissory note (the "Note"). In October 2020, the Company borrowed $0.3 million under the Note. The loan was non-interest bearing and the borrowings outstanding under the Note of $0.3 million were repaid in full in March 2021, and the Note facility is no longer available.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender's discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Placement Shares at a price of $10.00 per share. As of June 30, 2021 and December 31, 2020, there are no Working Capital Loans outstanding.

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

Note 6 - Stockholders’ Equity

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there was 15,449,000 Class A shares issued and outstanding, including 14,065,131 subject to possible redemption. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 3,737,500 shares of Class B common stock issued and outstanding. In connection with the filing of the Amended and Restated Certificate of Incorporation, the 3,737,500 shares of common stock that were outstanding became shares of Class B common stock, of which 487,500 share were subject to forfeiture to the extent that the underwriters' over-allotment option was not exercised in full or in part, so that the Company’s Sponsor would collectively own 20.0% of the Company's issued and outstanding shares of common stock after the Public Offering. The underwriters exercised this option in full on March 22, 2021; thus, these Founder Shares are no longer subject to forfeiture.

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

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. At June 30, 2021 and December 31, 2020, there was no preferred stock issued or outstanding.

Note 7 - Fair Value Measurements

The following table presents information about the Company's assets that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
Description	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust Account:
Cash equivalents – money market funds	$149,504,096	$149,504,096	$—	$—
Total	$149,504,096	$149,504,096	$—	$—

There were no assets measured at fair value at December 31, 2020. Transfers to/from Levels 1,2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six month periods ended June 30, 2021.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 8 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred through the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

The registration statement for our Initial public offering was declared effective on March 17, 2021 (the “Initial Public Offering”). On March 22, 2021, we consummated the Initial Public Offering of 14,950,000 shares of Class A common stock at $10.00 per share, generating gross proceeds of $149.5 million, and incurring offering costs of approximately $8.6 million, inclusive of approximately $5.2 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private sale of 499,000 shares of Class A Common Stock (the “Private Placement” or “Private Placement Shares”) at a price of $10.00 per Private Placement Share to our sponsor, Research Alliance Holdings II LLC (our “Sponsor”), generating gross proceeds of approximately $5.0 million.

Upon the closing of the Initial Public Offering and Private Placement, $149.5 million ($10.00 per share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”), located in the United States, at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to us to pay our taxes, if any, the proceeds from the Initial Public Offering will not be released from the trust account until the earliest to occur of: (a) the completion of our initial Business Combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of its obligation to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (ii) with respect to any other provisions relating to stockholders' rights or pre-initial Business

Combination activity and (c) the redemption of all of our public shares if we have not completed our initial Business Combination within 24 months from the closing of the Initial Public Offer, subject to applicable law.

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

As indicated in the accompanying financial statements, as of June 30, 2021, we had $1.2 million in cash and $149.5 million of marketable securities held in the Trust account. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

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

For the three months ended June 30, 2021, we had a net loss of $132,191, which consists of operating costs of $135,918, offset by interest income on marketable securities held in the Trust Account of $3,727.

For the six months ended June 30, 2021, we had a net loss of $160,850, which consists of operating costs of $164,946, offset by interest income on marketable securities held in the Trust Account of $4,096.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of our Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor and a commitment from our Sponsor to loan us up to $300,000 to cover our expenses in connection with our Initial Public Offering.

The net proceeds from (i) the sale of the shares of Class A common stock in our Initial Public Offering, after deducting offering expenses of $0.5 million, underwriting commissions of $3.0 million (excluding deferred underwriting commissions of $5.2 million), and (ii) the sale of the Private Placement Shares for a purchase price of $5.0 million generated net proceeds of $150.5 million. $149.5 million was placed within the Trust Account, which includes the deferred underwriting commissions described above. The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

As of June 30, 2021, we had cash and cash equivalents of $1.2 million outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Related Party Loans

On July 23, 2020, the Sponsor agreed to loan us an aggregate of up to $0.3 million to cover expenses related to the Initial Public Offering pursuant to a promissory note (the "Note"). In October 2020, we borrowed $0.3 million under the Note. The loan was non-interest bearing and the borrowings outstanding under the Note of $0.3 million were repaid in full in March 2021, and the Note facility is no longer available.

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

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of June 30, 2021 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

JOBS Act

Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an "emerging growth company" and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an "emerging growth company," we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Offier's compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an "emerging growth company," whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering and the sale of the Private Placement Shares are held in the Trust Account invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On March 22, 2021, we consummated the Initial Public Offering of 14,950,000 shares of Class A common stock, including the issuance of 1,950,000 shares as a result of the underwriters’ exercise in full of their over-allotment option. The Class A common stock was sold at a price of $10.00 per share, generating total gross proceeds of $149.5 million. Jefferies LLC acted as the sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-239196). The Securities and Exchange Commission declared the registration statements effective on March 17, 2021. Our shares of Class A common stock began trading on The Nasdaq Capital Market under the ticker symbol “RACB” on March 22, 2021.

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

A total of $149.5 million, comprised of the proceeds from the Initial Public Offering and the sale of the Private Placement Shares, were placed in a U.S.-based trust account at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

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

1.1

Underwriting Agreement dated March 17, 2021 by and among the Registrant and Jefferies, LLC (Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on March 23, 2021)

3.1	2nd Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 23, 2021)

10.1

Investment Management Trust Agreement, dated March 17, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 23, 2021).

10.2

Registration and Stockholder Rights Agreement, dated March 17, 2021, by and among the Company, Research Alliance Holdings II LLC and the other holders party thereto (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 23, 2021).

10.3

Private Placement Class A Common Stock Purchase Agreement, dated March 17, 2021 by and among the Company and Research Alliance Holdings II LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 23, 2021).

10.4

Private Placement Class A Common Stock Purchase Agreement, dated July 8, 2020 by and among the Company and Research Alliance Holdings II LLC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 23, 2021).

10.5

Letter Agreement, dated March 17, 2021, by and among the Company, its officers, its directors and Research Alliance Holdings II LLC (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 23, 2021).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.INS	XBRL Instance Document

#101.SCH	XBRL Taxonomy Extension Schema Document

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 9th day of August, 2021.

RESEARCH ALLIANCE CORP. II

By:	/s/ Tess Cameron
	Name:	Tess Cameron
	Title:	Chief Financial Officer