Form 10-Q
period 2021-09-30
Research Alliance Corp. II
filed 2021-11-12
CIK 1819724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, 15,449,000 shares of Class A common stock, par value $0.0001, and 3,737,500 shares of Class B common stock, par value $0.0001, were issued and outstanding.

Research Alliance Corp. II

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

RESEARCH ALLIANCE CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
ASSETS	(unaudited)
Cash	$1,148,325	$224,455
Prepaid expenses	247,141	—
Total current assets	1,395,466	224,455
Marketable securities held in Trust Account	149,507,865	—
Deferred offering costs	—	123,125
Total Assets	$150,903,331	$347,580

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$55,856	$6,558
Accrued expenses	108,000	23,886
Notes Payable - Related Party	—	300,000
Total current liabilities	163,856	330,444
Deferred underwriting commissions	5,232,500	—
Total Liabilities	5,396,356	330,444

Commitments and Contingencies

Class A common stock, $0.0001 par value; 14,950,000 and zero shares subject to possible redemption at redemption value at $10.00 per share at September 30, 2021 and December 31, 2020, respectively	149,500,000	—

Stockholders' Equity (Deficit)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 499,000 and zero issued and at September 30, 2021 and December 31, 2020, respectively	50	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,737,500 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	374	374
Additional paid-in-capital	—	24,626
Accumulated deficit	(3,993,449)	(7,864)
Total Stockholders' Equity (Deficit)	(3,993,025)	17,136
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$150,903,331	$347,580

The accompanying notes are an integral part of these unaudited condensed financial statements.

RESEARCH ALLIANCE CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
Formation and operating costs	$148,106	$313,052
Loss from operations	(148,106)	(313,052)
Other income:
Interest earned on marketable securities held in Trust Account	3,768	7,865
Net loss	$(144,338)	$(305,187)
Weighted average shares outstanding of Class A redeemable common stock	14,950,000	10,514,286
Basic and diluted net income per share, Class A	$(0.01)	$(0.62)
Weighted average shares outstanding of Class B non-redeemable common stock, inclusive of 499,000 Founders Shares without redemption features	4,236,500	3,943,802
Basic and diluted net loss per share, Class B	$(0.01)	$(0.62)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RESEARCH ALLIANCE CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (deficit)
Balance — December 31, 2020	—	$—	3,737,500	$374	$24,626	$(7,864)	$17,136
Subsequent measurement of Class A Common Stock subject to redemption against accumulated deficit	—	—	—	—	—	(3,680,398)	(3,680,398)
Subsequent measurement of Class A Common Stock subject to redemption against additional paid-in capital	—	—	—	—	(5,014,576)	—	(5,014,576)
Issuance of common stock to Sponsor in a private placement	499,000	50	—	—	4,989,950	—	4,990,000
Net loss	—	—	—	—	—	(28,659)	(28,659)
Balance — March 31, 2021 (unaudited)	499,000	50	3,737,500	374	—	(3,716,921)	(3,716,497)
Net Loss	—	—	—	—	—	(132,190)	(132,190)
Balance — June 30, 2021 (unaudited)	499,000	50	3,737,500	374	—	(3,849,111)	(3,848,687)
Net loss	—	—	—	—	—	(144,338)	(144,338)
Balance — September 30, 2021 (unaudited)	499,000	$50	3,737,500	$374	$—	$(3,993,449)	$(3,993,025)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RESEARCH ALLIANCE CORP. II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Cash Flows from Operating Activities
Net loss	$(305,187)
Interest earned on marketable securities held in Trust Account	(7,865)
Changes in operating assets and liabilities:
Prepaid expenses	(247,141)
Accounts payable	49,298
Accrued expenses	84,114
Net cash used in operating activities	(426,781)

Cash Flows from Investing Activities
Investment of cash into Trust Account	(149,500,000)
Net cash used in investing activities	(149,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class A common stock to Sponsor in a Private Placement	4,990,000
Proceeds from issuance of Class A redeemable common stock, gross	149,500,000
Payment of offering costs	(3,339,348)
Repayment of Related Party Note	(300,000)
Net cash provided by financing activities	150,850,652

Net Change in Cash	923,870
Cash – beginning of the period	224,455
Cash – end of the period	$1,148,325

Non-cash investing and financing activities:
Deferred underwriting commissions in connection with the initial public offering	$(5,232,500)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RESEARCH ALLIANCE CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from July 17, 2020 (inception) through September 30, 2021 relates to the Company's formation, the initial public offering (the "Initial Public Offering") described below and, since the Initial Public Offering, the Company's search for a target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income derived from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will provide the holders of its outstanding shares of Class A common stock, par value $0.0001 (the "Class A common stock"), sold in the Initial Public Offering (each, a "Stockholder" and collectively, the "Stockholders") with the opportunity to redeem all or a portion of their Public Shares (as defined in Note 3) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") Topic 480 "Distinguishing Liabilities from Equity." In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its second amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission ("SEC") and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, directors and executive officers have agreed to vote their Founder Shares (as defined below in Note 4), Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Company’s Sponsor, directors and executive officers have agreed to waive its redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares owned by it in connection with the completion of a Business Combination.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on March 19, 2021 and with the audited balance sheet included in the Form 8-K filed by the Company with the SEC on March 26, 2021.

Revision of Previously Issued Financial Statements

In preparation of the Company's condensed financial statements as of and for the quarter ended September 30, 2021, the Company concluded it should revise the amounts previously recorded as Class A common stock subject to possible redemption and components of shareholders' equity (deficit) including Class A common stock, additional paid-in-capital, and accumulated deficit. During the quarter, the Company revised its previous presentation to classify all Class A common stock as temporary equity and to record accretion on the shares of Class A common stock in accordance with ASC Topic 480, "Distinguishing Liabilities from Equity". Beginning in the period ended September 30, 2021, the Company classified 14,950,000 shares of Class A common stock as temporary equity.

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

Net Income (Loss) Per Share of Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net loss including accretion of temporary equity	$(112,467)	$(31,871)	$(6,545,144)	$(2,455,017)
Denominator:
Weighted-average shares outstanding	14,950,000	4,236,500	10,514,285	3,943,802
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.62)	$(0.62)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, 14,950,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s unaudited condensed balance sheet.

As part of the revision of its financial statements, the Company has classified all of the shares of Class A common stock, not sold under the Private Placement, as redeemable. Additionally the Company recorded accretion to adjust the initial carry value of the redeemable shares of Class A common stock to redemption value. Our Class A Common Stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in FASB ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

The Class A common stock subject to possible redemption reflected on the balance sheet as of September 30, 2021 are reconciled in the following table:

Gross proceeds	$149,500,000
Less:
Class A common stock offering costs	(8,694,975)
Plus:
Accretion of carrying value to redemption value	8,694,975
Class A common stock subject to possible redemption	$149,500,000

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporate coverage of $250,000. As of September 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of September 30, 2021 and December 31, 2020, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $1.1 and $0.2 million in cash as of September 30, 2021 and December 31, 2020, respectively. The Company had $149.5 million in cash equivalents held in the Trust Account as of September 30, 2021 and no cash equivalents as of December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021 the assets held in the Trust Account were invested in money market funds. The Company presents its investments in money market funds on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information. As of December 31, 2020, there were no assets held in the Trust Account.

Offering Costs

Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to stockholders' equity (deficit) upon the completion of the Initial Public Offering in March 2021.

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

FASB ASC 740, "Income Taxes", prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Founder Shares will automatically convert into shares of Class A common stock at the time of the Company's initial Business Combination and are subject to certain transfer restrictions, as described in Note 6. The Company’s Sponsor had agreed to forfeit up to 487,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On March 22, 2021, the underwriters exercised the over-allotment option in full; thus, these Founder Shares are no longer subject to forfeiture.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender's discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Placement Shares at a price of $10.00 per share. As of September 30, 2021 and December 31, 2020, there are no Working Capital Loans outstanding.

Note 5 - Commitments and Contingencies

Registration and Stockholder Rights

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

Note 6 - Stockholders’ Equity (Deficit)

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there was 499,000 Class A shares issued and outstanding, including 14,950,000 subject to possible redemption. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 3,737,500 shares of Class B common stock issued and outstanding. In connection with the filing of the Amended and Restated Certificate of Incorporation, the 3,737,500 shares of common stock that were outstanding became shares of Class B common stock, of which 487,500 share were subject to forfeiture to the extent that the underwriters' over-allotment option was not exercised in full or in part, so that the Company’s Sponsor would collectively own 20.0% of the Company's issued and outstanding shares of common stock after the Public Offering. The underwriters exercised this option in full on March 22, 2021; thus, these Founder Shares are no longer subject to forfeiture.

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

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. At September 30, 2021 and December 31, 2020, there was no preferred stock issued or outstanding.

Note 7 - Fair Value Measurements

The following table presents information about the Company's assets that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
Description	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust Account:
Cash equivalents – money market funds	$149,507,865	$149,507,865	$—	$—
Total	$149,507,865	$149,507,865	$—	$—

There were no assets measured at fair value at December 31, 2020. Transfers to/from Levels 1,2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three- and nine-month periods ended September 30, 2021.

Level 1 instruments include investments in money market funds. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the private sale of 499,000 shares of Class A Common Stock (the “Private Placement” or “Private Placement Share(s)”) at a price of $10.00 per Private Placement Share to our sponsor, Research Alliance Holdings II LLC (our “Sponsor”), generating gross proceeds of approximately $5.0 million.

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

As indicated in the accompanying financial statements, as of September 30, 2021, we had $1.1 million in cash and $149.5 million of marketable securities held in the Trust Account. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

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

For the three months ended September 30, 2021, we had a net loss of $144,338, which consists of operating costs of $148,106, offset by interest income on marketable securities held in the Trust Account of $3,768.

For the nine months ended September 30, 2021, we had a net loss of $305,187, which consists of operating costs of $313,052, offset by interest income on marketable securities held in the Trust Account of $7,865.

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

As of September 30, 2021, we had cash and cash equivalents of $1.1 million outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Off-Balance Sheet Arrangements

As of September 30, 2021 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity (deficit) section of our condensed balance sheets.

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period. We apply the two-class method in calculating earnings per share.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an "emerging growth company," we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer's compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an "emerging growth company," whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering and the sale of the Private Placement Shares are held in the Trust Account invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We paid a total of $3.0 million in underwriting discounts and commissions and $0.4 million for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer up to $5.2 million in underwriting discounts and commissions.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 12th day of November, 2021.

RESEARCH ALLIANCE CORP. II

By:	/s/ Tess Cameron
	Name:	Tess Cameron
	Title:	Chief Financial Officer