Form 10-Q
period 2022-03-31
Research Alliance Corp. II
filed 2022-05-12
CIK 1819724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, 15,449,000 shares of Class A common stock, par value $0.0001, and 3,737,500 shares of Class B common stock, par value $0.0001, were issued and outstanding.

Research Alliance Corp. II

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

RESEARCH ALLIANCE CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
ASSETS	(unaudited)
Cash	$759,618	$1,050,573
Prepaid expenses	207,267	204,891
Total Current Assets	966,885	1,255,464
Investments held in Trust Account	149,524,962	149,511,634
Total Assets	$150,491,847	$150,767,098

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$125,177	$20,441
Accrued expenses	69,121	158,000
Total Current Liabilities	194,298	178,441
Deferred underwriting commissions	5,232,500	5,232,500
Total Liabilities	5,426,798	5,410,941

Commitments and Contingencies

Class A common stock, $0.0001 par value; 14,950,000 and zero shares subject to possible redemption at redemption value at $10.00 per share at March 31, 2022 and December 31, 2021, respectively	149,500,000	149,500,000

Stockholders' Equity (Deficit)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 499,000 and zero issued and at March 31, 2022 and December 31, 2021, respectively	50	50
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,737,500 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	374	374
Additional paid-in-capital	—	—
Accumulated deficit	(4,435,375)	(4,144,267)
Total Stockholders' Equity (Deficit)	(4,434,951)	(4,143,843)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$150,491,847	$150,767,098

The accompanying notes are an integral part of these unaudited condensed financial statements.

RESEARCH ALLIANCE CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Formation and operating costs	$304,436	$29,028
Loss from operations	(304,436)	(29,028)
Other income:
Interest earned on investments held in Trust Account	13,328	369
Net loss	$(291,108)	$(28,659)
Weighted average shares outstanding of Class A redeemable common stock	14,950,000	1,495,000
Basic and diluted net loss per share, Class A redeemable common stock	$(0.02)	$(0.01)
Weighted average shares outstanding of Class A and B non-redeemable common stock	4,236,500	3,348,650
Basic and diluted net loss per share, Class A and B non-redeemable common stock	$(0.02)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RESEARCH ALLIANCE CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2021	499,000	$50	3,737,500	$374	$—	$(4,144,267)	$(4,143,843)
Net loss	—	—	—	—	—	(291,108)	(291,108)
Balance — March 31, 2022 (unaudited)	499,000	$50	3,737,500	$374	$—	$(4,435,375)	$(4,434,951)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2020	—	$—	3,737,500	$374	$24,626	$(7,864)	$17,136
Issuance of common stock to Sponsor in a private placement	499,000	50	—	—	4,989,950	—	4,990,000
Subsequent measurement of Class A Common Stock subject to redemption against additional paid-in capital	—	—	—	—	(5,014,576)	—	(5,014,576)
Subsequent measurement of Class A Common Stock subject to redemption against accumulated deficit	—	—	—	—	—	(3,688,127)	(3,688,127)
Net loss	—		—	—	—	(28,659)	(28,659)
Balance — March 31, 2021	499,000	$50	3,737,500	$374	$—	$(3,724,650)	$(3,724,226)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RESEARCH ALLIANCE CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities
Net loss	$(291,108)	$(28,659)
Interest earned on investments held in Trust Account	(13,328)	(369)
Changes in operating assets and liabilities:
Prepaid expenses	(2,376)	—
Accounts payable	104,736	101,832
Accrued expenses	(88,879)	198,643
Net cash (used in) provided by operating activities	(290,955)	271,447

Cash Flows from Investing Activities
Investment of cash into Trust Account	—	(149,500,000)
Net cash used in investing activities	—	(149,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor in a private placement	—	4,990,000
Proceeds from issuance of Class A redeemable common stock	—	149,500,000
Payment of Offering Costs	—	(3,470,203)
Deferred Offering Costs	—	123,125
Repayment of Related Party Note	—	(300,000)
Net cash provided by financing activities	—	150,842,922

Net Change in Cash	(290,955)	1,614,369
Cash – beginning of the period	1,050,573	224,455
Cash – end of the period	$759,618	$1,838,824

Non-cash investing and financing activities:
Deferred underwriting commissions in connection with the initial public offering	$—	$(5,232,500)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RESEARCH ALLIANCE CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022

Note 1 - Organization, Business Operations

Research Alliance Corp. II (the “Company”) is a newly organized blank check company incorporated on July 17, 2020 (inception) as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location, it intends to focus on industries that complement its management team's background, and to capitalize on the ability of its management team to identify and acquire a business, focusing on the healthcare industry. In particular, the Company will target companies in the biotechnology sector where its management has extensive investment experience. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from July 17, 2020 (inception) through March 31, 2022 relates to the Company's formation, the initial public offering (the “Initial Public Offering”) described below and, since the Initial Public Offering, the Company’s search for a target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income derived from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Research Alliance Holdings II LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 17, 2021. On March 22, 2021, the Company consummated the Initial Public Offering, and sold 14,950,000 shares of Class A common stock for $10.00 per share, generating gross proceeds of $149.5 million, and incurring offering costs of approximately $8.6 million, inclusive of approximately $5.2 million in deferred underwriting commissions (Note 5).

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Company’s Initial Public Offering and the sale of the Private Placement shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, $149.5 million ($10 per share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement Shares were placed in a trust account (“Trust Account”), located in the United States at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account as described below.

The Company will provide the holders of its outstanding shares of Class A common stock, par value $0.0001 (the “Class A common stock”), sold in the Initial Public Offering (each, a “Stockholder” and collectively, the “Stockholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined in Note 3) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its second amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, directors and executive officers have agreed to vote their Founder Shares (as defined below in Note 4), Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Company’s Sponsor, directors and executive officers have agreed to waive its redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares owned by it in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Company’s second amended and restated certificate of incorporation provides that a Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the shares of Class A common stock sold in the Initial Public Offering, without the prior consent of the Company.

The Sponsor, directors and executive officers have agreed not to propose an amendment to the second amended and restated certificate of incorporation to modify the substance or timing of the Company's obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the stockholders with the opportunity to redeem their shares of Class A common stock in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 22, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to the Company’s obligations to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, directors and executive officers have agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor, directors or executive officers acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account (or less than that in certain circumstances). In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern

If the Company does not complete an initial Business Combination within 24 months from March 22, 2021, the Company will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem all of the Class A ordinary redeemable shares issued as part of the units in the Initial Public Offering at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”), including interest, net of taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the stockholder rights of owners of Class A common stock (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations to provide for claims of creditors and the requirements of other applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution, including Trust Account assets, will be less than the initial public offering price per unit in the Public Offering. In addition, if the Company fails to complete its Business Combination within the Combination Period, there will be no redemption rights.

The accompanying financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company’s ability to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.

The accompanying unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 18, 2022 which contains the audited financial statements and notes thereto.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Net Loss Per Share of Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss including accretion of temporary equity	$(226,830)	$(64,278)	$(8,846)	$(19,813)
Denominator:
Weighted-average shares outstanding	14,950,000	4,236,500	1,495,000	3,348,650
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.01)	$(0.01)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022, 14,950,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s unaudited condensed balance sheet.

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

The Class A common stock subject to possible redemption reflected on the unaudited condensed balance sheet as of March 31, 2022 are reconciled in the following table:

Gross proceeds	$149,500,000
Less:
Class A common stock offering costs	(8,694,975)
Plus:
Accretion of carrying value to redemption value	8,694,975
Class A common stock subject to possible redemption	$149,500,000

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporate coverage of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of March 31, 2022 and December 31, 2021, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $0.8 and $1.1 million in cash as of March 31, 2022 and December 31, 2021, respectively. The Company had approximately $149.5 million in cash equivalents held in the Trust Account as of March 31, 2022 and December 31, 2021 and had no cash equivalents as of March 31, 2021 and December 31, 2021.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021 the assets held in the Trust Account were invested in money market funds. The Company presents its investments in money market funds on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying unaudited condensed statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

Offering Costs

Offering costs consist of legal, accounting, and other costs incurred through the condensed balance sheet date that are directly related to the Initial Public Offering and were charged to stockholders’ equity (deficit) upon the completion of the Initial Public Offering in March 2021.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. state or foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Note 4 - Related Party Transactions

Founder Shares

On July 23, 2020, the Sponsor paid $25,000 in consideration for 3,737,500 shares (the “Founder Shares”) of the Company’s common stock, par value $0.0001 per share (the “common stock”).

The Company filed an Amended and Restated Certificate of Incorporation on March 17, 2021, such that the Company is authorized to issue shares of Class B common stock. Pursuant to the amendment, the Founder Shares were converted into shares of Class B common stock.

The Founder Shares will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 6. The Company’s Sponsor had agreed to forfeit up to 487,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On March 22, 2021, the underwriters exercised the over-allotment option in full; thus, these Founder Shares are no longer subject to forfeiture.

The Sponsor, directors and executive officers have agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares or Private Placement Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

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

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial Business Combination.

Related Party Loans

On July 23, 2020, the Sponsor agreed to loan the Company an aggregate of up to $0.3 million to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). In October 2020, the Company borrowed $0.3 million under the Note. The loan was non-interest bearing and the borrowings outstanding under the Note of $0.3 million were repaid in full in March 2021, and the Note facility is no longer available.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital

Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Placement Shares at a price of $10.00 per share. As of March 31, 2022 and December 31, 2021, there are no Working Capital Loans outstanding.

Note 5 - Commitments and Contingencies

Registration and Stockholder Rights

Holders of the Founder Shares will be entitled to registration rights with respect to the Founder Shares and Private Placement Shares (in the case of the Founder Shares, only after conversion of such shares into shares of Class A common stock) pursuant to a registration and stockholder rights agreement entered into in connection with the consummation of the Initial Public Offering. Holders of the Founder Shares and Private Placement Shares are entitled to certain demand and “piggyback” registration and stockholder rights. However, the registration and stockholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 6 - Stockholders’ Equity (Deficit)

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there was no preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022, there were 499,000 Class A shares issued and outstanding, including 14,950,000 subject to possible redemption.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 3,737,500 shares of Class B common stock issued and outstanding. In connection with the filing of the Amended and Restated Certificate of Incorporation, the 3,737,500 shares of common stock that were outstanding became shares of Class B common stock, of which 487,500 share were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Company’s Sponsor would collectively own 20.0% of the Company’s issued and outstanding shares of common stock after the Public Offering. The underwriters exercised this option in full on March 22, 2021; thus, these Founder Shares are no longer subject to forfeiture.

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

Note 7 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

		Quoted Prices	Significant Other	Significant Other
		in Active Markets	Observable Inputs	Unobservable Inputs
Description	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust Account:
Cash equivalents – money market funds	$149,524,962	$149,524,962	$—	$—
Total	$149,524,962	$149,524,962	$—	$—

		Quoted Prices	Significant Other	Significant Other
		in Active Markets	Observable Inputs	Unobservable Inputs
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust Account:
Cash equivalents – money market funds	$149,511,634	$149,511,634	$—	$—
Total	$149,511,634	$149,511,634	$—	$—

Transfers to/from Levels 1,2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three-month periods ended March 31, 2022 and December 31, 2021.

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

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 22, 2023 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to our obligations to provide for claims of creditors and the requirements of other applicable law.

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

As indicated in the accompanying financial statements, as of March 31, 2022, we had $0.8 million in cash and $149.5 million of investments held in the Trust Account. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

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

For the three months ended March 31, 2022, we had a net loss of $291,108, which consists of operating costs of $304,436 offset by interest income on investments held in the Trust Account of $13,328.

For the three months ended March 31, 2021, we had a net loss of $28,659, which consists of operating costs of $29,028, offset by interest income on investments held in the Trust Account of $369.

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

As of March 31, 2022, we had cash and cash equivalents of $0.8 million outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific Business Combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

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

Related Party Transactions

Founder Shares

On July 23, 2020, our Sponsor paid $25,000 in consideration for 3,737,500 shares (the “Founder Shares”) of the Company’s common stock, par value $0.0001 per share (the “common stock”).

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

Related Party Loans

On July 23, 2020, the Sponsor agreed to loan us an aggregate of up to $0.3 million to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). In October 2020, we borrowed $0.3 million under the Note. The loan was non-interest bearing and the borrowings outstanding under the Note of $0.3 million were repaid in full in March 2021, and the Note facility is no longer available.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Placement Shares at a price of $10.00 per share.

Commitments and Contingencies

Registration Rights

Holders of the Founder Shares will be entitled to registration rights with respect to the Founder Shares and Private Placement Shares (in the case of the Founder Shares, only after conversion of such shares into shares of Class A common stock) pursuant to a registration and stockholder rights agreement entered into in connection with the consummation of the Initial Public Offering. Holders of the Founder Shares and Private Placement Shares are entitled to certain demand and “piggyback” registration and stockholder rights. However, the registration and stockholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Off-Balance Sheet Arrangements

As of March 31, 2022 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

JOBS Act

Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering and the sale of the Private Placement Shares are held in the Trust Account invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, as required by Rules 13a‑15 and 15d‑15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) were not effective due to the material weakness in our internal control over financial reporting as described in “Management’s Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10-K as filed with the SEC on March 18, 2022. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed interim financial statements included in this Quarterly Report on Form 10‑Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is in the process of implementing remediation steps to address the material weakness that led to the restatement of our audited financial statements described in the Annual Report on Form 10-K as filed with the SEC on March 18, 2022, and to improve our internal control over financial reporting. Specifically, we are expanding and improving our review process for complex accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our 10-K filed with the SEC on March 18, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 12th day of May, 2022.

RESEARCH ALLIANCE CORP. II

By:	/s/ Tess Cameron
	Name:	Tess Cameron
	Title:	Chief Financial Officer