Form 10-Q
period 2022-06-30
Research Alliance Corp. II
filed 2022-08-10
CIK 1819724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 10, 2022, 15,449,000 shares of Class A common stock, par value $0.0001, and 3,737,500 shares of Class B common stock, par value $0.0001, were issued and outstanding.

Research Alliance Corp. II

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

RESEARCH ALLIANCE CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
ASSETS	(unaudited)
Cash	$618,796	$1,050,573
Prepaid expenses	150,142	204,891
Total Current Assets	768,938	1,255,464
Investments held in Trust Account	149,714,864	149,511,634
Total Assets	$150,483,802	$150,767,098

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$55,449	$20,441
Accrued expenses	112,613	158,000
Total Current Liabilities	168,062	178,441
Deferred underwriting commissions	5,232,500	5,232,500
Total Liabilities	5,400,562	5,410,941

Commitments and Contingencies

Class A common stock, $0.0001 par value; 14,950,000 and zero shares subject to possible redemption at redemption value at $10.00 per share at June 30, 2022 and December 31, 2021, respectively	149,500,000	149,500,000

Stockholders' Deficit
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 499,000 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	50	50
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,737,500 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	374	374
Additional paid-in capital	—	—
Accumulated deficit	(4,417,184)	(4,144,267)
Total Stockholders' Deficit	(4,416,760)	(4,143,843)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$150,483,802	$150,767,098

The accompanying notes are an integral part of these unaudited condensed financial statements.

RESEARCH ALLIANCE CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Formation and operating costs	$171,711	$135,918	$476,147	$164,946
Loss from operations	(171,711)	(135,918)	(476,147)	(164,946)
Other income:
Interest earned on marketable securities held in Trust Account	189,902	3,727	203,230	4,096
Net income (loss)	$18,191	$(132,191)	$(272,917)	$(160,850)
Weighted average shares outstanding of Class A redeemable common stock	14,950,000	14,950,000	14,950,000	8,259,669
Basic and diluted net income (loss) per share, Class A redeemable common stock	$0.00	$(0.01)	$(0.01)	$(0.01)
Weighted average shares outstanding of Class A and B non-redeemable common stock	4,236,500	4,236,500	4,236,500	3,795,028
Basic and diluted net income (loss) per share, Class A and B non-redeemable common stock	$0.00	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RESEARCH ALLIANCE CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 and 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity / (Deficit)
Balance — December 31, 2021	499,000	$50	3,737,500	$374	$—	$(4,144,267)	$(4,143,843)
Net loss	—	—	—	—	—	(291,108)	(291,108)
Balance — March 31, 2022 (unaudited)	499,000	$50	3,737,500	$374	$—	$(4,435,375)	$(4,434,951)
Net income	—	—	—	—	—	18,191	18,191
Balance — June 30, 2022 (unaudited)	499,000	$50	3,737,500	$374	$—	$(4,417,184)	$(4,416,760)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity / (Deficit)
Balance — December 31, 2020	—	$—	3,737,500	$374	$24,626	$(7,864)	$17,136
Issuance of Common Stock to Sponsor in a private placement	499,000	50	—	—	4,989,950	—	4,990,000
Subsequent measurement of Class A Common Stock subject to redemption against additional paid-in capital	—	—	—	—	(5,014,576)	—	(5,014,576)
Subsequent measurement of Class A Common Stock subject to redemption against accumulated deficit	—	—	—	—	—	(3,688,127)	(3,688,127)
Net loss	—	—	—	—	—	(28,659)	(28,659)
Balance — March 31, 2021 (unaudited)	499,000	$50	3,737,500	$374	$—	$(3,724,650)	$(3,724,226)
Net loss	—	—	—	—	—	(132,191)	(132,191)
Balance — June 30, 2021 (unaudited)	499,000	$50	3,737,500	$374	$—	$(3,856,841)	$(3,856,417)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RESEARCH ALLIANCE CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities
Net loss	$(272,917)	$(160,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(203,230)	(4,096)
Changes in operating assets and liabilities:
Prepaid expenses	54,749	(289,392)
Accounts payable	35,008	8,063
Accrued expenses	(45,387)	34,114
Net cash used in operating activities	(431,777)	(412,161)

Cash Flows from Investing Activities
Investment of cash into Trust Account	—	(149,500,000)
Net cash used in investing activities	—	(149,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor in a private placement	—	4,990,000
Proceeds from issuance of Class A redeemable common stock	—	149,500,000
Payment of Offering Costs	—	(3,305,781)
Repayment of Related Party Note	—	(300,000)
Net cash provided by financing activities	—	150,884,219

Net change in cash	(431,777)	972,058
Cash – beginning of the period	1,050,573	224,455
Cash – end of the period	$618,796	$1,196,513

Non-cash investing and financing activities:
Deferred underwriting commissions in connection with the initial public offering	$—	$(5,232,500)
Deferred offering costs in accounts payable	$—	$(33,568)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RESEARCH ALLIANCE CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from July 17, 2020 (inception) through June 30, 2022 relates to the Company's formation, the initial public offering (the “Initial Public Offering”) described below and, since the Initial Public Offering, the Company’s search for a target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income derived from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $0.6 million in its operating bank account and working capital of $0.6 million. The Company’s liquidity needs have been satisfied prior to the completion of the Company’s Initial Public Offering through receipt of a $25,000 capital contribution from the Company’s Sponsor in exchange for the issuance of the Founder Shares to the Company’s Sponsor and a commitment from the Company’s Sponsor to loan the Company up to $300,000 to cover our expenses in connection with our Initial Public Offering.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, the loan of $300,000 from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full upon consummation of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2022, the Company had no borrowings under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or March 22, 2023. Over this time period, the Company will be using these funds for the purpose of paying existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until the end of the Combination Period (24 months, or March 22, 2023) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Currently, no adjustments have been made to the carrying amounts of assets or liabilities.  Management continues to search for a prospective Business Combination.

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

In February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation. The impact of this action and related sanctions on the world economy are not determinable as of the date of this report and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of this report.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.

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

Net Income (Loss) Per Share of Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Allocation of net (loss) income	$14,174	$(103,003)	$(212,655)	$(110,212)

Denominator:
Weighted-average shares outstanding of Class A redeemable ordinary shares, basic and diluted	14,950,000	14,950,000	14,950,000	8,259,669
Basic and diluted net loss per share	$0.00	$(0.01)	$(0.01)	$(0.01)

Numerator:
Allocation of net (loss) income	$4,017	$(29,188)	$(60,262)	$(50,638)

Denominator:
Weighted-average shares outstanding of Class A and B non-redeemable ordinary shares, basic and diluted	4,236,500	4,236,500	4,236,500	3,795,028
Basic and diluted net loss per share	$0.00	$(0.01)	$(0.01)	$(0.01)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s Class A common stock, sold in the Company’s initial public offering, features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022, 14,950,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s unaudited condensed balance sheet.

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

The Class A common stock subject to possible redemption reflected on the unaudited condensed balance sheet as of June 30, 2022 are reconciled in the following table:

Gross proceeds	$149,500,000
Less:
Class A common stock offering costs	(8,694,975)
Plus:
Accretion of carrying value to redemption value	8,694,975
Class A common stock subject to possible redemption	$149,500,000

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. As of June 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of June 30, 2022 and December 31, 2021, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $0.6 and $1.1 million in cash as of June 30, 2022 and December 31, 2021, respectively. The Company had approximately $149.7 and $149.5 million in cash equivalents held in the Trust Account as of June 30, 2022 and December 31, 2021, respectively and had no cash equivalents, held outside of the Trust, as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At June 30, 2022 and December 31, 2021 the assets held in the Trust Account were invested in money market funds. The Company presents its investments in money market funds on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying unaudited condensed statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

Offering Costs

Offering costs consist of legal, accounting, and other costs incurred through the condensed balance sheet date that are directly related to the Initial Public Offering and were charged to stockholders’ equity (deficit) upon the completion of the Initial Public Offering in March 2021. The Company classifies deferred underwriting commissions as non-current liabilities as their settlement is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Placement Shares at a price of $10.00 per share. As of June 30, 2022 and December 31, 2021, there are no Working Capital Loans outstanding.

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

Note 6 - Stockholders’ Equity (Deficit)

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there was no preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022, and December 31, 2021 there were 499,000 Class A shares issued and outstanding, excluding 14,950,000 Class A shares subject to possible redemption.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 3,737,500 shares of Class B common stock issued and outstanding. In connection with the filing of the Amended and Restated Certificate of Incorporation, the 3,737,500 shares of common stock that were outstanding became shares of Class B common stock, of which 487,500 share were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Company’s Sponsor would collectively own 20.0% of the Company’s issued and outstanding shares of common stock after the Public Offering. The underwriters exercised this option in full on March 22, 2021; thus, these Founder Shares are no longer subject to forfeiture.

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

Note 7 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

		Quoted Prices	Significant Other	Significant Other
		in Active Markets	Observable Inputs	Unobservable Inputs
Description	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust Account:
Cash equivalents – money market funds	$149,714,864	$149,714,864	$—	$—
Total	$149,714,864	$149,714,864	$—	$—

		Quoted Prices	Significant Other	Significant Other
		in Active Markets	Observable Inputs	Unobservable Inputs
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust Account:
Cash equivalents – money market funds	$149,511,634	$149,511,634	$—	$—
Total	$149,511,634	$149,511,634	$—	$—

Transfers to/from Levels 1,2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three- and six-month periods ended June 30, 2022.

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

As indicated in the accompanying financial statements, as of June 30, 2022, we had $0.6 million in cash and $149.7 million of investments held in the Trust Account. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

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

For the three months ended June 30, 2022, we had a net income of $18,191, which consists of operating costs of $171,711 offset by interest income on investments held in the Trust Account of $189,902. For the three months ended June 30, 2021, we had a net loss of $132,191, which consists of operating costs of $135,918, offset by interest income on investments held in the Trust Account of $3,727.

For the six months ended June 30, 2022, we had a net loss of $272,917, which consists of operating costs of $476,147, offset by interest income on investments held in the Trust Account of $203,230. For the six months ended June 30, 2021, we had a net loss of $160,850, which consists of operating costs of $164,946, offset by interest income on investments held in the Trust Account of $4,096.

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

As of June 30, 2022, we had cash and cash equivalents of $0.6 million outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds to pay existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, in connection with management’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have until the end of the Combination Period, March 22, 20223, (or 24 months) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Currently, no adjustments have been made to the carrying amounts of assets or liabilities.

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

In February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation. The impact of this action and related sanctions on the world economy are not determinable as of the date of this report and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of this report.

Off-Balance Sheet Arrangements

As of June 30, 2022 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Common Share

Net income (loss) per share of common stock is computed by dividing income (loss) by the weighted average number of common shares outstanding during the period. We apply the two-class method in calculating earnings per share.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering and the sale of the Private Placement Shares are held in the Trust Account invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Material Weakness in Internal Control over Financial Reporting

We identified deficiencies in our internal controls over financial reporting related to a lack of controls in the financial closing and reporting process, including a lack of segregation of duties and the documentation and design of formalized processes and procedures in the revenue cycle. We reported these deficiencies to the Audit Committee of our Board of Directors and a material weakness related to these deficiencies existed at December 31, 2021 and March 31, 2022.

Remediation of Previously Identified Material Weakness in Internal Control over Financial Reporting

The material weakness in our internal controls over financial reporting related to a lack of controls over accounting for complex financial instruments, specifically related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of Public Shares and its presentation of earnings per share. Historically, this resulted in a material misstatement of our interim financial statements. To remediate the deficiencies described above and prevent similar deficiencies in the future, we took steps to address the material weakness through our remediation plan, which included enhancing access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

We completed our testing of the operating effectiveness of controls designed and implemented to remediate the previously disclosed material weakness and found them to be effective. As a result, we have concluded the material weakness has been remediated as of June 30, 2022.

We cannot provide complete assurance that other material weaknesses or significant deficiencies will not occur in the future or that we will be able to remediate such weaknesses or deficiencies in a timely manner. The occurrence of such material weaknesses or our inability to remediate these deficiencies could impair our ability to accurately and timely report our financial position, results of operations or cash flows.

Changes in Internal Control over Financial Reporting

Other than in connection with our remediation plan of the material weakness described above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the three months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our 10-K filed with the SEC on March 18, 2022, except as set forth below.

The current economic downturn may lead to increased difficulty in completing our initial business combination.

Our ability to consummate our initial business combination may depend, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:

●	falling overall demand for goods and services, leading to reduced profitability;
●	reduced credit availability;
●	higher borrowing costs;
●	reduced liquidity;
●	volatility in credit, equity and foreign exchange markets; and
●	bankruptcies.

These developments could lead to inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect the business of our potential target businesses and create difficulties in obtaining debt or equity financing for our initial business combination, as well as leading to an increase in the number of public stockholders exercising redemption rights in connection therewith.

Recent volatility in capital markets and lower market prices for our securities may affect our ability to obtaining financing for our initial business combination through sales of shares of our common stock or issuance of indebtedness.

With uncertainty in the capital markets and other factors, financing for our initial business combination may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may limit the operations and growth of the surviving company of our initial business combination. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to complete our initial business combination.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 10th day of August, 2022.

RESEARCH ALLIANCE CORP. II

By:	/s/ Tess Cameron
	Name:	Tess Cameron
	Title:	Chief Financial Officer