Form 10-Q
period 2022-09-30
Research Alliance Corp. II
filed 2022-11-10
CIK 1819724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, 15,449,000 shares of Class A common stock, par value $0.0001, and 3,737,500 shares of Class B common stock, par value $0.0001, were issued and outstanding.

Research Alliance Corp. II

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Interim Unaudited Condensed Financial Statements

RESEARCH ALLIANCE CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
ASSETS	(unaudited)
Cash	$402,355	$1,050,573
Prepaid expenses	93,017	204,891
Total Current Assets	495,372	1,255,464
Investments held in Trust Account	150,374,929	149,511,634
Total Assets	$150,870,301	$150,767,098

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,192	$20,441
Accrued expenses	56,543	158,000
Total Current Liabilities	67,735	178,441
Deferred underwriting commissions	5,232,500	5,232,500
Total Liabilities	5,300,235	5,410,941

Commitments and Contingencies

Class A common stock, $0.0001 par value; 14,950,000 shares subject to possible redemption at redemption value at $10.05 and $10.00 per share at September 30, 2022 and December 31, 2021, respectively	150,213,295	149,500,000

Stockholders' Equity (Deficit)
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 499,000 issued and outstanding at September 30, 2022 and December 31, 2021	50	50
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,737,500 issued and outstanding at September 30, 2022 and December 31, 2021	374	374
Additional paid-in capital	—	—
Accumulated deficit	(4,643,653)	(4,144,267)
Total Stockholders' Equity (Deficit)	(4,643,229)	(4,143,843)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$150,870,301	$150,767,098

The accompanying notes are an integral part of these unaudited condensed financial statements.

RESEARCH ALLIANCE CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Formation and operating costs	$173,239	$148,105	$649,386	$313,052
Loss from operations	(173,239)	(148,105)	(649,386)	(313,052)
Other income:
Interest earned on marketable securities held in Trust Account	660,065	3,768	863,295	7,865
Net income (loss)	$486,826	$(144,337)	$213,909	$(305,187)
Weighted average shares outstanding of Class A redeemable common stock	14,950,000	14,950,000	14,950,000	10,514,286
Basic and diluted net income (loss) per share, Class A redeemable common stock	$0.03	$(0.01)	$0.01	$(0.02)
Weighted average shares outstanding of Class B non-redeemable common stock	4,236,500	4,236,500	4,236,500	3,943,802
Basic and diluted net income (loss) per share, Class A and B non-redeemable common stock	$0.03	$(0.01)	$0.01	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RESEARCH ALLIANCE CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2021	499,000	$50	3,737,500	$374	$—	$(4,144,267)	$(4,143,843)
Net loss	—	—	—	—	—	(291,108)	(291,108)
Balance — March 31, 2022 (unaudited)	499,000	50	3,737,500	374	—	(4,435,375)	(4,434,951)
Net income	—	—	—	—	—	18,191	18,191
Balance — June 30, 2022 (unaudited)	499,000	50	3,737,500	374	—	(4,417,184)	(4,416,760)
Increase in redemption value of Class A common stock subject to possible redemption against accumulated deficit	—	—	—	—	—	(713,295)	(713,295)
Net income	—	—	—	—	—	486,826	486,826
Balance – September 30, 2022 (unaudited)	499,000	$50	3,737,500	$374	$—	$(4,643,653)	$(4,643,229)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2020	—	$—	3,737,500	$374	$24,626	$(7,864)	$17,136
Issuance of Common Stock to Sponsor in a private placement	499,000	50	—	—	4,989,950	—	4,990,000
Subsequent measurement of Class A Common Stock subject to redemption against additional paid-in capital	—	—	—	—	(5,014,576)	—	(5,014,576)
Subsequent measurement of Class A Common Stock subject to redemption against accumulated deficit	—	—	—	—	—	(3,688,127)	(3,688,127)
Net loss	—	—	—	—	—	(28,659)	(28,659)
Balance — March 31, 2021 (unaudited)	499,000	50	3,737,500	374	—	(3,724,650)	(3,724,226)
Net loss	—	—	—	—	—	(132,191)	(132,191)
Balance – June 30, 2021 (unaudited)	499,000	50	3,737,500	374	—	(3,856,841)	(3,856,417)
Net loss	—	—	—	—	—	(144,337)	(144,337)
Balance – September 30, 2021 (unaudited)	499,000	$50	3,737,500	$374	$—	$(4,001,178)	$(4,000,754)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RESEARCH ALLIANCE CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net income (loss)	$213,909	$(305,187)
Interest earned on marketable securities held in Trust Account	(863,295)	(7,865)
Changes in operating assets and liabilities:
Prepaid expenses	111,874	(247,141)
Accounts payable	(9,249)	49,298
Accrued expenses	(101,457)	84,114
Net cash used in operating activities	(648,218)	(426,781)

Cash Flows from Investing Activities
Investment of cash into Trust Account	—	(149,500,000)
Net cash used in investing activities	—	(149,500,000)

Cash Flows from Financing Activities
Proceeds from issuance of common stock to Sponsor in a private placement	—	4,990,000
Proceeds from issuance of Class A redeemable common stock	—	149,500,000
Payment of Offering Costs	—	(3,339,348)
Repayment of Related Party Note	—	(300,000)
Net cash provided by financing activities	—	150,850,652

Net Change in Cash	(648,218)	923,871
Cash – beginning of the period	1,050,573	224,455
Cash – end of the period	$402,355	$1,148,326

Non-cash investing and financing activities:
Deferred underwriting commissions in connection with the initial public offering	$—	$(5,232,500)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RESEARCH ALLIANCE CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

Note 1 - Organization and Business Operations

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from July 17, 2020 (inception) through September 30, 2022 relates to the Company's formation, the initial public offering (the “Initial Public Offering”) described below and, since the Initial Public Offering, the Company’s search for a target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income derived from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Concurrently with the closing of the Initial Public Offering, the Company completed the private sale of 499,000 shares of Class A Common Stock (each, a “Private Placement Share” and collectively, the “Private Placement Shares”) at a purchase price of $10.00 per Private Placement Share, to the Sponsor, generating gross proceeds to the Company of approximately $5.0 million. The Private Placement Shares are identical to the Class A Common Stock sold in the Initial Public Offering, except that, so long as they are held by the Sponsor and their permitted transferees: (i) they may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until the earlier of (A) one year after the completion of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property, and (ii) they are entitled to registration rights. Additionally, if the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination, the Private Placement Shares will be released from the lock-up. In addition, the Sponsor has agreed to waive its redemption rights with respect to the Private Placement Shares in connection with (i) the consummation of the Company’s initial Business Combination, including, without limitation, any such rights available in the context of a stockholder vote to approve such Business Combination, or (ii) a stockholder vote to approve an amendment to the Company’s second amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the shares of Class A common stock sold in the Company’s Initial Public Offering if the Company has not consummated a Business Combination within 24 months of the closing of its Initial Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity or in the context of a tender offer made by the Company to purchase the Initial Public Offering shares (although the Sponsor, shall be entitled to redemption and liquidation rights with respect to any Initial Public Offering shares it holds if the Company fails to consummate a Business Combination within 24 months of the closing of the Initial Public Offering).

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

The Company will provide the holders of its outstanding shares of Class A common stock, par value $0.0001 (the “Class A common stock”), sold in the Initial Public Offering (each, a “Stockholder” and collectively, the “Stockholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined in Note 3) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (anticipated to be $10.05 per Public Share). The per-share amount to be distributed to Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its second amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, directors and executive officers have agreed to vote their Founder Shares (as defined below in Note 4), Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Company’s Sponsor, directors and executive officers have agreed to waive its redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares owned by it in connection with the completion of a Business Combination.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $0.4 million in its operating bank account and working capital of $0.4 million. The Company’s liquidity needs have been satisfied prior to the completion of the Company’s Initial Public Offering through receipt of a $25,000 capital contribution from the Company’s Sponsor in exchange for the issuance of the Founder Shares to the Company’s Sponsor and a commitment from the Company’s Sponsor to loan the Company up to $300,000 to cover expenses in connection with the Initial Public Offering.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, the loan of $300,000 from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full upon consummation of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022, the Company had no borrowings under any Working Capital Loans.

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

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation. The impact of this action and related sanctions on the world economy are not determinable as of the date of this report, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of this report.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and inhibit the Company’s ability to complete a Business Combination.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.

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

Net Income (Loss) Per Share of Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Class A Common Stock:
Numerator:
Allocation of net income (loss)	$379,332	$(112,466)	$166,677	$(221,940)

Denominator:
Weighted-average shares outstanding of Class A redeemable ordinary shares, basic and diluted	14,950,000	14,950,000	14,950,000	10,514,286
Basic and diluted net income (loss) per share	$0.03	$(0.01)	$0.01	$(0.02)

Class B Common Stock:
Numerator:
Allocation of income (loss)	$107,494	$(31,871)	$47,232	$(83,247)

Denominator:
Weighted-average shares outstanding of Class A and B non-redeemable ordinary shares, basic and diluted	4,236,500	4,236,500	4,236,500	3,943,802
Basic and diluted income (loss) per share	$0.03	$(0.01)	$0.01	$(0.02)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s Class A common stock, sold in the Company’s initial public offering, features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 14,950,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s unaudited condensed balance sheets.

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

The Class A common stock subject to possible redemption reflected on the unaudited condensed balance sheets as of September 30, 2022 and December 31, 2021 is reconciled in the following table:

Gross proceeds	$149,500,000
Less:
Class A common stock offering costs	(8,694,975)
Plus:
Accretion of carrying value to redemption value	8,694,975
Class A common stock subject to possible redemption at December 31, 2021	149,500,000
Increase in redemption value of Class A common stock subject to possible redemption	713,295
Class A common stock subject to possible redemption at September 30, 2022	$150,213,295

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

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

As of September 30, 2022 and December 31, 2021, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets. See Note 7 for additional information on assets and liabilities measured at fair value.

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $0.4 and $1.1 million in cash as of September 30, 2022 and December 31, 2021, respectively. The Company had approximately $150.4 and $149.5 million in cash equivalents held in the Trust Account as of September 30, 2022 and December 31, 2021, respectively, and had no cash equivalents, held outside of the Trust, as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were invested in money market funds. The Company presents its investments in money market funds on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income in the accompanying unaudited condensed statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

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

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Placement Shares at a price of $10.00 per share. As of September 30, 2022 and December 31, 2021, there are no Working Capital Loans outstanding.

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

Note 6 - Stockholders’ Equity (Deficit)

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there was no preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 499,000 Class A shares issued and outstanding, excluding 14,950,000 Class A shares subject to possible redemption.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 3,737,500 shares of Class B common stock issued and outstanding. In connection with the filing of the Amended and Restated Certificate of Incorporation, the 3,737,500 shares of common stock that were outstanding became shares of Class B common stock, of which 487,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Company’s Sponsor would collectively own 20.0% of the Company’s issued and outstanding shares of common stock after the Public Offering. The underwriters exercised this option in full on March 22, 2021; thus, these Founder Shares are no longer subject to forfeiture.

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

Note 7 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

		Quoted Prices	Significant Other	Significant Other
		in Active Markets	Observable Inputs	Unobservable Inputs
Description	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust Account:
Cash equivalents – money market funds	$150,374,929	$150,374,929	$—	$—
Total	$150,374,929	$150,374,929	$—	$—

		Quoted Prices	Significant Other	Significant Other
		in Active Markets	Observable Inputs	Unobservable Inputs
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust Account:
Cash equivalents – money market funds	$149,511,634	$149,511,634	$—	$—
Total	$149,511,634	$149,511,634	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2022.

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

As indicated in the accompanying financial statements, as of September 30, 2022, we had $0.4 million in cash and $150.4 million of investments held in the Trust Account. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

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

For the three months ended September 30, 2022, we had a net income of $486,826, which consists of operating costs of $173,329 offset by interest income on investments held in the Trust Account of $660,065. For the three months ended September 30, 2021, we had a net loss of $144,337, which consists of operating costs of $148,105, offset by interest income on investments held in the Trust Account of $3,768.

For the nine months ended September 30, 2022, we had a net income of $213,909, which consists of operating costs of $649,386, offset by interest income on investments held in the Trust Account of $863,295. For the nine months ended September 30, 2021, we had a net loss of $305,187, which consists of operating costs of $313,052, offset by interest income on investments held in the Trust Account of $7,865.

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

As of September 30, 2022, we had cash and cash equivalents of $0.4 million outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds to pay existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, in connection with management’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have until the end of the Combination Period, March 22, 2023, (or 24 months) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Currently, no adjustments have been made to the carrying amounts of assets or liabilities.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and inhibit the Company’s ability to complete a Business Combination.

Off-Balance Sheet Arrangements

As of September 30, 2022 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering and the sale of the Private Placement Shares are held in the Trust Account invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e)

and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the three months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our 10-K filed with the SEC on March 18, 2022 and our 10-Q filed with the SEC on August 10, 2022 except as set forth below.

We are subject to SPAC Rule Proposals relating to how the funds in the Trust Account currently being held.

With respect to the regulation of special purpose acquisition companies like the Company (“SPACs”), on March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we may, and likely will, on or prior to the 24-month anniversary of the effective date of the registration statement filed in connection with our IPO (the “IPO Registration Statement”), should our Company continue to exist (and have not liquidated) as is to such date, instruct Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation. As a result, following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction  Act of 2022 (H.R. 5376) (the “IRA”) , which among other things, beginning in 2023, will impose a 1% excise tax on any domestic corporation that repurchases or buybacks public company stock  after December 31, 2022 (the “Excise Tax”). The company is assessing the potential impact of the Act.

The total taxable value of shares repurchased is reduced by the fair market value of and newly issued shares during the taxable year. Because we are a Delaware corporation and our securities trade on Nasdaq, we may be deemed a “covered corporation” within the meaning of the IRA. Redemption rights are ubiquitous to nearly all SPACs. Shareholders have the ability to require the SPAC to repurchase their shares prior to the merger in what is known as a redemption right, essentially getting their money back. There are two possible scenarios in which redemption rights come into play. First, they can be exercised by the shareholders themselves because they are exiting the transaction, or second, they can be triggered because the SPAC did not find a target with which to merge. While not free from doubt, absent any further guidance from Congress, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination, unless an exemption is available. Issuances of securities in connection with our initial business combination transaction (including any PIPE transaction at the time of our initial business combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued. Moreover, the fair market value of any stock redeemed may exceed the fair market value of any stock issued. Consequently, Excise Tax may reduce the amount of cash we have available to complete a business combination and may make a transaction with us less appealing to potential business combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain. The Company will continue to assess the potential impact of the IR Act and the impact on SPACs.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 10th day of November, 2022.

RESEARCH ALLIANCE CORP. II

By:	/s/ Tess Cameron
	Name:	Tess Cameron
	Title:	Chief Financial Officer